Form 10-K
period 2019-12-31
CAPITAL ONE FUNDING, LLC; CAPITAL ONE MASTER TRUST; CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2020-03-27
CIK 1162387, 922869, 1163321

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
For the fiscal year ended December 31, 2019
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
____________________________________
CAPITAL ONE BANK (USA), NATIONAL ASSOCIATION
(Exact Name of Sponsor as Specified in Its Charter)
____________________________________

Delaware	New York
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)

c/o Capital One Funding, LLC 1600 Capital One Drive Room 27907-A McLean, VA 22102	c/o Capital One Funding, LLC 1600 Capital One Drive Room 27907-A McLean, VA 22102
(Address of Principal Executive Offices of Issuing Entity)	(Address of Principal Executive Offices of Issuing Entity)

(804) 284-2500	(804) 284-2500
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard International (“MasterCard”) and Visa U.S.A., Inc. (“Visa”) and several issuing banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One Bank (USA), National Association (the “Bank”), seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. Other merchants have asserted similar claims in separate lawsuits, and while these separate cases did not name any issuing banks, Visa, MasterCard and issuers, including the Corporation and its subsidiaries, including the Bank, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the settlement of $5.5 billion for the monetary damages class has received final approval from the trial court, and has been appealed to the U.S. Court of Appeals for the Second Circuit. Visa and MasterCard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including the Corporation and its subsidiaries, including the Bank. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to MasterCard-allocated losses have either already been paid or are reflected in the Corporation and its subsidiaries’ reserves.
Capital One Bank (USA), National Association
The Corporation and its subsidiaries, including the Bank, are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions, is not expected be material to noteholders.
The Transferor, the Master Trust, the Issuing Entity et al.
As an assignee of credit card receivables (or an interest therein), the transferor, the master trust and the issuing entity are likewise subject to the risks of litigation. In June 2019, a putative class-action complaint was filed in the United States District Court for the Eastern District of New York (Cohen et al. v. Capital One Funding, LLC et al.  (No. 19-03479 (E.D.N.Y. June 12, 2019)) against Capital One Funding, LLC, as the transferor, Capital One Master Trust (“COMT”), as the master trust, and Capital One Multi-asset Execution Trust (“COMET”), as the issuing entity, each of which is an affiliate of the Bank and each of which has acted as a special purpose entity in the COMT/COMET securitization issuance platform sponsored by the Bank. The Bank of New York Mellon, as the master trust trustee and Deutsche Bank Trust Company Delaware, as the owner trustee of COMET, are also named as defendants. The complaint seeks to expand the United States Court of Appeals for the Second Circuit’s decision in Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016), which found that the federal preemption of state usury law that is generally applicable to national banks did not apply to non-bank assignees if the assignee was not acting on behalf of a national bank or if application of the state usury law did not significantly interfere with a national bank’s exercise of its federal banking powers. The complaint alleges that the securitization of credit card receivables violated New York’s civil usury law and that the defendants, as non-bank entities, are not entitled to the benefit of federal preemption of state usury law. Sales of credit card receivables by the Bank to the transferor, and by the transferor to the master trust or the issuing entity are distinguishable from the material facts presented in the Madden case in significant respects, and accordingly, the Bank-affiliate defendants will argue for the dismissal of the claims in their entirety. Nevertheless, if the Cohen litigation were to advance and, ultimately, be decided adversely to the defendants, it could subject them to significant exposure and result in receivables with rates of interest that exceed applicable state usury limits being subject to interest rate reductions or being deemed void or unenforceable and requiring forfeiture of principal and/or interest (paid or to be paid). If this were to occur with respect to the transferor, the master trust or the issuing entity, investors may suffer a delay in payment or loss on their notes.
The Master Trust Trustee
In the ordinary course of business, The Bank of New York Mellon is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.
The Bank of New York Mellon has provided us with the information under the caption “The Master Trust Trustee” immediately above in response to the requirements of Regulation AB. Neither the Corporation nor its subsidiaries (including the Bank) is a party to any such litigation. Other than the information regarding trustee litigation immediately above and the information concerning The Bank of New York Mellon specified in this Form 10-K under the caption “Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria” and in Exhibits 33.2 and 34.2 to this Form 10-K, The Bank of New York Mellon has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2019, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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
Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.
Exceptions
The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon.
Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports are prepared in accordance with timeframes and other terms set forth in the transaction agreements.
Noncompliance: The Bank of New York Mellon indicates that during the reporting period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements.

Remediation: The Bank of New York Mellon indicates that:

•	Transaction identifiers will be verified and made uniform, as needed, between the BNY Mellon Investor Reporting website and the system that generates investor reports.

•
All desktop procedures for its platform will be reviewed to make sure the correct transaction identifiers are listed for all reports that need to be made available to investors on the BNY Mellon Investor Reporting website.

•
A review of the BNY Mellon Investor Reporting website will be undertaken on the relevant payment dates to verify that all pertinent reports have been successfully posted and assure any needed remediation occurs on the same date.

The Bank of New York Mellon has also confirmed that none of the identified instances of noncompliance involved the servicing of pool assets held by either Capital One Multi-asset Execution Trust or by Capital One Master Trust.
We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the adequacy of its remediation efforts.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

4.18.8
Class A(2015-3) Terms Document dated as of May 19, 2015 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2015, which is incorporated herein by reference).

4.18.9
Class A(2015-4) Terms Document dated as of July 23, 2015 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2015, which is incorporated herein by reference).

4.18.10
Class A(2015-8) Terms Document dated as of October 27, 2015 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2015, which is incorporated herein by reference).

4.18.11
Class A(2016-1) Terms Document dated as of May 18, 2016 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2016, which is incorporated herein by reference).

4.18.12
Class A(2016-2) Terms Document dated as of May 18, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2016, which is incorporated herein by reference).

4.18.13
Class A(2016-3) Terms Document dated as of July 26, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2016, which is incorporated herein by reference).

4.18.14
Class A(2016-4) Terms Document dated as of August 25, 2016 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2016, which is incorporated herein by reference).

4.18.15
Class A(2016-5) Terms Document dated as of August 25, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2016, which is incorporated herein by reference).

4.18.16
Class A(2016-6) Terms Document dated as of December 8, 2016 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2016, which is incorporated herein by reference).

4.18.17
Class A(2016-7) Terms Document dated as of December 8, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2016, which is incorporated herein by reference).

4.18.18
Class A(2017-1) Terms Document dated as of March 27, 2017 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.19
Class A(2017-2) Terms Document dated as of March 27, 2017 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.20
Class A(2017-3) Terms Document dated as of March 27, 2017 (included in Exhibit 4.3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.21
Class A(2017-4) Terms Document dated as of October 10, 2017 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.22
Class A(2017-5) Terms Document dated as of October 10, 2017 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.23
Class A(2017-6) Terms Document dated as of October 10, 2017 (included in Exhibit 4.3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.24
Class A(2018-1) Terms Document dated as of May 16, 2018 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.18.25
Class A(2018-2) Terms Document dated as of May 16, 2018 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.18.26
Class A(2019-1) Terms Document dated as February 28, 2019 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission February 28, 2019, which is incorporated herein by reference).

4.18.27
Class A(2019-2) Terms Document dated as of September 5, 2019 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2019, which is incorporated herein by reference).

4.18.28
Class A(2019-3) Terms Document dated as of September 5, 2019 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2019, which is incorporated herein by reference).

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

Capital One Funding, LLC, as Depositor to Capital One Multi-asset Execution Trust and Capital One Master Trust

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 27, 2020
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Funding, LLC