Form 10-K
period 2020-12-31
CAPITAL ONE FUNDING, LLC; CAPITAL ONE MULTI ASSET EXECUTION TRUST; CAPITAL ONE MASTER TRUST
filed 2021-03-26
CIK 1162387, 1163321, 922869

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
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not Applicable]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
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
The Bank of New York Mellon
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
The Bank of New York Mellon has provided us with the information under the caption “The Bank of New York Mellon” immediately above in response to the requirements of Regulation AB. Neither the Corporation nor its subsidiaries (including the Bank) is a party to any such litigation. Other than the information regarding trustee litigation immediately above and the information concerning The Bank of New York Mellon specified in this Form 10-K under the caption “Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria” and in Exhibits 33.2 and 34.2 to this Form 10-K, The Bank of New York Mellon has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B:	Other Information.
None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2020, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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
Servicing criterion 1122(d)(2)(vii): contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. The criterion requires that these reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliations; and (D) contain explanations for reconciling items. These reconciling items are to be resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, material instances of noncompliance occurred with respect to the servicing criterion set forth in items 1122(d)(2)(vii)(A), (B), (C), and (D)

as follows: certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts.

Remediation: The Bank of New York Mellon indicates that (i) its client service manager for the bank accounts related to the noncompliance will download and digitally sign the reconciliation as the preparer, (ii) there will be an approval process in which another client service manager/group manager will review and digitally sign the reconciliation, (iii) this will be done within 30 days of month-end, and (iv) once complete, all signed settled cash reports (i.e., bank reconciliations) will be sent to The Bank of New York Mellon’s “Regulation AB Office of Policy and Regulatory Reporting” for a final review of completion.
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

4.18.2
Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.18.3
Omnibus Amendment dated as of November 12, 2014, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2014, which is incorporated herein by reference).

4.18.4
Class A(2015-2) Terms Document dated as of May 19, 2015 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2015, which is incorporated herein by reference).

4.18.5
Class A(2015-3) Terms Document dated as of May 19, 2015 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2015, which is incorporated herein by reference).

4.18.6
Class A(2015-4) Terms Document dated as of July 23, 2015 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2015, which is incorporated herein by reference).

4.18.7
Class A(2015-8) Terms Document dated as of October 27, 2015 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2015, which is incorporated herein by reference).

4.18.8
Class A(2016-2) Terms Document dated as of May 18, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2016, which is incorporated herein by reference).

4.18.9
Class A(2016-5) Terms Document dated as of August 25, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2016, which is incorporated herein by reference).

4.18.10
Class A(2016-7) Terms Document dated as of December 8, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2016, which is incorporated herein by reference).

4.18.11
Class A(2017-1) Terms Document dated as of March 27, 2017 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.12
Class A(2017-2) Terms Document dated as of March 27, 2017 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.13
Class A(2017-3) Terms Document dated as of March 27, 2017 (included in Exhibit 4.3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.14
Class A(2017-4) Terms Document dated as of October 10, 2017 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.15
Class A(2017-5) Terms Document dated as of October 10, 2017 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.16
Class A(2017-6) Terms Document dated as of October 10, 2017 (included in Exhibit 4.3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.17
Class A(2018-1) Terms Document dated as of May 16, 2018 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.18.18
Class A(2018-2) Terms Document dated as of May 16, 2018 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.18.19
Class A(2019-1) Terms Document dated as February 28, 2019 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission February 28, 2019, which is incorporated herein by reference).

4.18.20
Class A(2019-2) Terms Document dated as of September 5, 2019 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2019, which is incorporated herein by reference).

4.18.21
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

Capital One Funding, LLC, as Depositor to Capital One Multi-asset Execution Trust and Capital One Master Trust

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 26, 2021
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Funding, LLC