Form 10-K
period 2021-12-31
CAPITAL ONE FUNDING, LLC; CAPITAL ONE MULTI ASSET EXECUTION TRUST; CAPITAL ONE MASTER TRUST
filed 2022-03-25
CIK 1162387, 1163321, 922869

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
For the fiscal year ended December 31, 2021
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
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard International (“Mastercard”) and Visa U.S.A., Inc. (“Visa”) and several issuing banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One Bank (USA), National Association (the “Bank”), seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. Other merchants have asserted similar claims in separate lawsuits, and while these separate cases did not name any issuing banks, Visa, Mastercard and issuing banks, including the Corporation and its subsidiary banks, including the Bank, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement and have pursued their own claims. The claims by the injunctive relief class have not been resolved, but the settlement of $5.5 billion for the monetary damages class has received final approval from the trial court, and has been appealed to the United States Court of Appeals for the Second Circuit. Visa and Mastercard have also settled several of the opt-out cases, which required non-material payments from issuing banks, including the Corporation and its subsidiary banks, including the Bank. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds settlements for its member banks, and any settlements related to Mastercard-allocated losses have either already been paid or are reflected in the Corporation and its subsidiaries’ reserves.
Capital One Bank (USA), National Association
The Corporation and its subsidiary banks (including the Bank) are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions, is not expected be material to noteholders.
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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved.]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B:	Other Information.
None.

Item 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2021, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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

4.18.5
Class A(2016-2) Terms Document dated as of May 18, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2016, which is incorporated herein by reference).

4.18.6
Class A(2016-5) Terms Document dated as of August 25, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2016, which is incorporated herein by reference).

4.18.7
Class A(2016-7) Terms Document dated as of December 8, 2016 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2016, which is incorporated herein by reference).

4.18.8
Class A(2017-2) Terms Document dated as of March 27, 2017 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.9
Class A(2017-3) Terms Document dated as of March 27, 2017 (included in Exhibit 4.3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 27, 2017, which is incorporated herein by reference).

4.18.10
Class A(2017-5) Terms Document dated as of October 10, 2017 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.11
Class A(2017-6) Terms Document dated as of October 10, 2017 (included in Exhibit 4.3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2017, which is incorporated herein by reference).

4.18.12
Class A(2018-1) Terms Document dated as of May 16, 2018 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.18.13
Class A(2018-2) Terms Document dated as of May 16, 2018 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.18.14
Class A(2019-1) Terms Document dated as February 28, 2019 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission February 28, 2019, which is incorporated herein by reference).

4.18.15
Class A(2019-2) Terms Document dated as of September 5, 2019 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2019, which is incorporated herein by reference).

4.18.16
Class A(2019-3) Terms Document dated as of September 5, 2019 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2019, which is incorporated herein by reference).

4.18.17
Class A(2021-1) Terms Document dated as of July 22, 2021 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2021, which is incorporated herein by reference).

4.18.18
Class A(2021-2) Terms Document dated as of July 22, 2021 (included in Exhibit 4.2.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2021, which is incorporated herein by reference).

4.18.19
Class A(2021-3) Terms Document dated as of November 30, 2021 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2021, which is incorporated herein by reference).

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

Capital One Funding, LLC, as Depositor to Capital One Multi-asset Execution Trust and Capital One Master Trust

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 25, 2022
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Funding, LLC